Form 10QSB
period 2006-01-31
ALONG MOBILE TECHNOLOGY INC.
filed 2006-03-27
CIK 1309054

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-50814

ALONG MOBILE TECHNOLOGY, INC.

(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

f.9,C,No.88, Western Part of the 2nd South Ring Road

Xi’an City, Shaanxi Province, China

(Address of principal executive offices )(Zip Code)

86-29-88360097

(Registrant’s telephone no., including area code)

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes	☒	No [	]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 27, 2006: 100,000 shares of common stock.

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

Signature

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended January 31, 2006 are not necessarily indicative of results that maybe expected for the year ending October 31, 2006. The financial statements are presented on the accrual basis.

ALONG MOBILE TECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-QSB

FOR THE QUARTER ENDED JANUARY 31, 2006

FINANCIAL INFORMATION

 Item1. Financial Statements.

ALONG MOBILE TECHNOLOGY INC.

(A Development Stage Company)

Index to Financial Statements

Page

Financial Statements:

Balance Sheets as of January 31, 2006
(unaudited) and October 31, 2005	F-2

Statements of Operations for the three
months ended January 31, 2006 and 2005
and for the period August 19, 2004
(date of inception) to January 31, 2006
(unaudited)	F-3

Statements of Cash Flows for the three
months ended January 31, 2006 and 2005
and for the period August 19, 2004
(date of inception) to January 31, 2006
(unaudited)	F-4

Notes to Financial Statements	F-5

ALONG MOBILE TECHNOLOGY INC.
(A Development Stage Company)
Balance Sheets

	January 31,	October 31,
	2006	2005
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$-	$-

Total current assets	-	-

Other assets	-	-

Total assets	$-	$-

Liabilities and Stockholder’s Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$2,115	$1,850

Total current liabilities	2,115	1,850

Other liabilities	-	-

Total liabilities	2,115	1,850

Stockholder’s equity (deficiency):
Common stock, $.0001 par value; 100,000,000 shares
authorized, 100,000 shares issued and outstanding	10	10
Additional paid-in capital	90	90
Deficit accumulated during the development stage	(2,215)	(1,950)

Total stockholder’s equity (deficiency)	(2,115)	(1,850)

Total liabilities and stockholder’s equity (deficiency)	$-	$-

See notes to financial statements.

ALONG MOBILE TECHNOLOGY INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			Cumulative
			During the
			Development
	Three Months Ended		Stage
	January 31,		(August 19, 2004 to
	2006	2005	January 31, 2006)

Revenues	$-	$-	$-

Expenses:
General and administrative	265	250	2,215

Total expenses	265	250	2,215

Net loss	$(265)	$(250)	$(2,215)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding, basic and diluted	100,000	100,000

See notes to financial statements.

ALONG MOBILE TECHNOLOGY INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
Cumulative
During the
Development
	Three Months Ended		Stage
	January 31,		(August 19, 2004 to
	2006	2005	January 31, 2006

Cash flows from operating activities:
Net loss	$(265)	$(250)	$(2,215)
Services rendered for common stock	-	-	100
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	265	250	2,115

Net cash provided by (used in)
operating activities	-	-	-

Cash flows from investing activities	-	-	-

Cash flows from financing activities	-	-	-

Net increase (decrease) in cash	-	-	-

Cash and cash equivalents,
beginning of period	-	-	-

Cash and cash equivalents, end of period	$-	$-	$-

Supplemental disclosures of
cash flow information:
Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

See notes to financial statements.

ALONG MOBILE TECHNOLOGY INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months Ended January 31, 2006 and

2005 and For the Period August 19, 2004 (Inception)

to January 31, 2005 (Unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of January 31, 2006 and for the three months ended January 31, 2006 and 2005 and for the period August 19, 2004 (inception) to January 31, 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of January 31, 2006 and the results of operations and cash flows for the periods ended January 31, 2006 and 2005. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended January 31, 2006 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending October 31, 2006. The balance sheet at October 31, 2005 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended October 31, 2005 as included in our report on Form 10-KSB.

NOTE 2 – ORGANIZATION

Along Mobile Technology Inc. (the “Company”) was incorporated in the State of Delaware on August 19, 2004 under the name Edmonds 3, Inc. On June 29, 2005, the sole officer, director, and stockholder of the Company sold all 100,000 issued and outstanding shares of the Company’s Common Stock to Shaanxi Jialong Hi-Tech Industries Inc. (“Shaanxi”), a corporation organized in China, for $76,000 cash. Also on June 29, 2005, the Company’s name was changed from Edmonds 3, Inc. to Along Mobile Technology Inc.

The Company has no products or services; the Company is seeking a business to merge with or acquire. On June 29, 2005, the Company’s intention was to merge with Shaanxi, a development stage company planning to engage in the business of publishing wireless entertainment applications. Subsequently, the Company decided to seek other business entities to combine with. The combination will likely take the form of a merger, stock for stock exchange, or stock for assets exchange.

ALONG MOBILE TECHNOLOGY INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months Ended January 31, 2006 and

2005 and For the Period August 19, 2004 (Inception)

to January 31, 2005 (Unaudited)

NOTE 3 – BASIS OF PRESENTATION

The Company has been presented as a “development stage enterprise” in accordance with Statement of Financial Accounting Standards (“SFAS”) No.7, “Accounting and Reporting by Development Stage Enterprises”. Since inception, the Company’s activities have been limited to organizational efforts and making various filings with the Securities and Exchange Commission (“SEC”).

At January 31, 2006, the Company had negative working capital and a stockholder’s deficiency of $2,115. For the period August 19, 2004 (inception) to January 31, 2006, the Company incurred net losses of $2,215. These factors create uncertainty as to the Company’s ability to continue as a going concern. The Company is making efforts to acquire a business with assets and operations. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – INCOME TAXES

No provision for income taxes has been recorded since the Company has incurred net losses since inception.

At January 31, 2006, deferred tax assets consist of:

Net operating loss carryforward	$753
Less valuation allowance	(753)

Net	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $753 attributable to the future utilization of the $2,215 net operating loss carryforward as of January 31, 2006 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at January 31, 2006. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2024, 2025, and 2026 in the amounts of $600, $1,350, and $265, respectively.

ALONG MOBILE TECHNOLOGY INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months Ended January 31, 2006 and

2005 and For the Period August 19, 2004 (Inception)

to January 31, 2005 (Unaudited)

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company uses the offices of Shaanxi at no cost to the Company. Shaanxi has agreed to continue this arrangement until the Company completes an acquisition or merger.

The Company has been provided legal and other services in connection with its SEC filings at no cost to the Company. The related costs have been financed by Shaanxi.

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

Results of Operation

The Company did not have any operating income from inception (August 19, 2004) through January 31, 2006, the registrant recognized a net loss of $2,215. Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At January 31, 2006 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

No matter was submitted during the quarter ending January 31, 2006, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

ALONG MOBILE TECHNOLOGY, INC.
Registrant

Date: March 27, 2006	By:	/s/ Li Jian Wei
Li Jian Wei
Chief Executive Officer