Form 10QSB
period 2006-04-30
MEDARTS MEDICAL SYSTEM, INC.
filed 2006-07-24
CIK 1309054

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-50814

MEDARTS MEDICAL SYSTEM, INC.

(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6/F E Yang International Mansion #27

Science & Technology Road

Xi- an Hi- Tech Industry Development Zone

Xi’ an PRC 710075

(Address of principal executive offices )(Zip Code)

86-29-88319908

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 30, 2006: 100,000 shares of common stock.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Information

Medarts Medical System, Inc.
(Formerly, Unise Investment Holdings of China, Inc. and Along Mobile Technology, Inc.)
(A Development Stage Company)
Balance Sheet
April 30, 2006
(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$-

Total current assets	$-

Liabilities and Stockholder’s Deficit

Current liabilities
Accounts payable and accrued expenses	$3,615

Total current liabilities	3,615

Stockholder’s deficit
Common stock, $.0001 par value; 100,000,000 shares
authorized, 100,000 shares issued and outstanding	10
Additional paid-in capital	90
Deficit accumulated during the development stage	(3,715)
Total stockholder’s deficit	(3,615)

Total liabilities and stockholder’s deficit	$-

The accompanying notes form an integral part of these unaudited financial statements

Medarts Medical System, Inc.
(Formerly, Unise Investment Holdings of China, Inc. and Along Mobile Technology, Inc.)
(A Development Stage Company)
Statements of Operations
(Unaudited)

					Cumulative
					During the
					Development
	Three Month Periods Ended		Six Month Periods Ended		Stage
	April 30		April 30		(August 19, 2004 to
	2006	2005	2006	2005	April 30, 2006)

Net revenues	$-	$-	$-	$-	$-

General and administrative expense	1,500	-	1,765	1,350	3,715

Total expenses	1,500	-	1,765	1,350	3,715

Net loss	$(1,500)	$-	$(1,765)	$(1,350)	$(3,715)

Net loss per share,basic and diluted	$(0.02)	$-	$(0.02)	$(0.01)	$-

Weighted average number of common
Shares outstanding,basic and diluted	100,000	100,000	100,000	100,000	100,000

The accompanying notes form an integral part of these unaudited financial statements

Medarts Medical System, Inc.
(Formerly, Unise Investment Holdings of China, Inc. and Along Mobile Technology, Inc.)
(A Development Stage Company)
Statements of Statement of stockholders’ Deficit
(Unaudited)
From inception(August 19,2004) trough April 30,2006

			Additional		Total
	Common Stock		paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Stock issued on acceptance
of incorporation expenses	100,000	$10	$90	$-	$100

Net Loss	-	-	-	(600)	(600)

Total at October 31, 2004	100,000	10	90	(600)	(500)

Net loss	-	-	-	(1,350)	(1,350)

Total at October 30,2005	100,000	10	90	(1,950)	(1,850)

Net loss	-	-	-	(1,765)	(1,765)

Total at April 30, 2006	100,000	$10	$90	$(3,715)	$(3,615)

The accompanying notes form an integral part of these unaudited financial statements

Medarts Medical System ,Inc.
(Formerly, Unise Investment Holdings of China, Inc. and Along Mobile Technology, Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

Cumulative
	Six Month Periods Ended		Stage
	April 30,		(August 19,2004to
	2006	2005	April 30,2006

Cash flows from operating activities
Net loss	$(1,765)	$(1,350)	$(3,715)
Adjustments to reconcile net loss to net cash
used in operating activities:
Services rendered for common stock	-	-	100
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	1,765	1,350	3,715
Net cash provied by (used in ) operating activities	-	-	-

Cash folws from investing activities	-	-	-

Cash flows from financing activities	-	-	-

Net increase(decrease )in cash	-	-	-

Cash and cash equivalents - beginning of period	-	-	-

Cash and cash equivalents - end of period	$-	$-	$-

Supplemental disclosures of cash flow information:

Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

The accompanying notes form an integral part of these unaudited financial statements

MEDARTS MEDICAL SYSTEM, INC.

(FPRMERLY, UNISE INVESTMENT HOLDINGS OF CHINA, INC.)

(A Development Stage Company)

Notes to Financial Statements

For the SIX Months Ended April 30, 2006 and

2005 and For the Period August 19, 2004 (Inception)

to April 30, 2005 (Unaudited)

NOTE 1 – ORGANIZATION

Medarts Medical System, Inc. (formerly, Unise Investment Holding of China, Inc.)(the “Company”) was incorporated in the State of Delaware on August 19, 2004 under the name Edmonds 3, Inc. On June 29, 2005, the sole officer, director, and stockholder of the Company sold all 100,000 issued and outstanding shares of the Company’s Common Stock to Shaanxi Jialong Hi-Tech Industries Inc. (“Shaanxi”), a corporation organized in China, for $76,000 cash. Also on June 29, 2005, the Company’s name was changed from Edmonds 3, Inc. to Along Mobile Technology Inc. On June 29, 2005, the Company’s intention was to merge with Shaanxi Jialong High-tech Industries, Inc., a development stage company planning to engage in the business of publishing wireless entertainment applications. Subsequently, the Company decided to seek other business entities to combine with. The combination will likely take the form of a merger, stock for stock exchange, or stock for assets exchange.

On June 28, 2006, the Company changed its name to Medarts Medical System, Inc. The Company has no products or services; the Company is seeking a business to merge with or acquire.

NOTE 2 – BASIS OF PRESENTATION

The unaudited financial statements as of April 30, 2006 and for the six months ended April 30, 2006 and 2005 and for the period August 19, 2004 (inception) to April 30, 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of April 30, 2006 and the results of operations and cash flows for the periods ended April 30, 2006 and 2005. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six month period ended April 30, 2006 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending October 31, 2006. The balance sheet at October 31, 2005 has been derived from the audited financial statements at that date.

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

MEDARTS MEDICAL SYSTEM, INC.

(FPRMERLY, UNISE INVESTMENT HOLDINGS OF CHINA, INC.)

(A Development Stage Company)

Notes to Financial Statements

For the SIX Months Ended April 30, 2006 and

2005 and For the Period August 19, 2004 (Inception)

to April 30, 2005 (Unaudited)

NOTE 3 – DEVELOPMENT STAGE ENTERPRISE & GOING CONCERN

The Company has been presented as a “development stage enterprise” in accordance with Statement of Financial Accounting Standards (“SFAS”) No.7, “Accounting and Reporting by Development Stage Enterprises”. Since inception, the Company’s activities have been limited to organizational efforts and making various filings with the Securities and Exchange Commission (“SEC”).

GOING CONCERN

At April 30, 2006, the Company had negative working capital and a stockholder’s deficiency of $3,715. For the period August 19, 2004 (inception) to April 30, 2006, the Company incurred net losses of $3,715. These factors create uncertainty as to the Company’s ability to continue as a going concern. The Company is making efforts to acquire a business with assets and operations. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

MEDARTS MEDICAL SYSTEM, INC.

(FPRMERLY, UNISE INVESTMENT HOLDINGS OF CHINA, INC.)

(A Development Stage Company)

Notes to Financial Statements

For the SIX Months Ended April 30, 2006 and

2005 and For the Period August 19, 2004 (Inception)

to April 30, 2005 (Unaudited)

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Recent Pronouncements

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.

In March 2006 FASB issued SFAS 156 ‘Accounting for Servicing of Financial Assets’ this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

•	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.
•	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
•	Permits an entity to choose ‘Amortization method’ or Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities:

MEDARTS MEDICAL SYSTEM, INC.

(FPRMERLY, UNISE INVESTMENT HOLDINGS OF CHINA, INC.)

(A Development Stage Company)

Notes to Financial Statements

For the SIX Months Ended April 30, 2006 and

2005 and For the Period August 19, 2004 (Inception)

to April 30, 2005 (Unaudited)

•

At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

•

Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

NOTE 5 – INCOME TAXES

No provision for income taxes has been recorded since the Company has incurred net losses since inception.

At April 30, 2006, deferred tax assets consist of:

Net operating loss carryforward	$3,715
Less valuation allowance	(3,715)

Net	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $753 attributable to the future utilization of the $3,715 net operating loss carryforward as of April 30, 2006 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at April 30, 2006. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2024, 2025, and 2026 in the amounts of $1,350, $265 and $1,765, respectively.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

MEDARTS MEDICAL SYSTEM, INC.

(FPRMERLY, UNISE INVESTMENT HOLDINGS OF CHINA, INC.)

(A Development Stage Company)

Notes to Financial Statements

For the SIX Months Ended April 30, 2006 and

2005 and For the Period August 19, 2004 (Inception)

to April 30, 2005 (Unaudited)

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company uses the offices of Shaanxi at no cost to the Company. Shaanxi has agreed to continue this arrangement until the Company completes an acquisition or merger.

NOTE 7 – SUBSEQUENT ENVENT

On June 28, 2006 the Company amended the Article of Incorporation, changing its name from Unise Investment Holdings of China, Inc. to Medarts Medical System, Inc.

On June 23, 2006 pursuant to the terms of a Stock Purchase Agreement, Unise Investment Holdings of China, Inc. purchased 100,000 shares of the Company’s issued and outstanding common stock from Shaanxi Hi-Tech Medical Information Co., Ltd. The total of 100,000 shares represents all of the shares of outstanding common stock of the Company.

As part of the Acquisition and pursuant to the Stock Purchase Agreement, the following changes to the Company’s directors and officers have occurred:

o	As of June 23, 2006, the Company’s President, Chief Executive Officer, Chief Technology Officer and Secretary; resigned.
o	As of June 23, 2006, new management, including the President, Chief Executive Officer, Chief Financial Officer was appointed.

NOTE 8 - RECLASSIFICATION

Certain prior period amounts have been reclassified to conform to the Six month period ended April 30, 2006 presentation.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

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

Results of Operation

The Company did not have any operating income from inception (August 19, 2004) through April 30, 2006, the registrant recognized a net loss of $3,715. Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At April 30, 2006 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Item 3.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of April 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal controls.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter ended April 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of our knowledge, against us have been threatened.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending April 30, 2006, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.	Other Information.

None

Item 6.	Exhibits and Reports of Form 8-K.

(a)	Reports on Form 8-K and Form 8K-A

None

(b)	Exhibits

	Exhibit Number	Exhibit Title

	31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MEDARTS MEDICAL SYSTEM, INC.

By:	/s/ Wang Jun
Wang Jun Chief Executive Officer President

Dated:	July 24, 2006