Form 10QSB
period 2006-07-31
MEDARTS MEDICAL SYSTEM, INC.
filed 2006-11-13
CIK 1309054

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 2, 2006: 100,000 shares of common stock.

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Information

Medarts Medical System, Inc.
(Formerly, Unise Investment Holdings of China, Inc. and Along Mobile Technology, Inc.)
(A Development Stage Company)
Balance Sheet
July 31, 2006
(Unaudited)

Assets

Current assets
Cash and cash equivalents	$-

Total current assets	$-

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and accrued expenses	$5,115

Total current liabilities	5,115

Stockholder's deficit
Common stock, $.0001 par value; 100,000,000 shares
authorized, 100,000 shares issued and outstanding	10
Additional paid-in capital	90
Deficit accumulated during the development stage	(5,215)
Total stockholders' deficit	(5,115)

Total liabilities and stockholders' deficit	$-

The accompanying notes form an integral part of these unaudited financial statements.

Medarts Medical System, Inc.
(Formerly, Unise Investment Holdings of China, Inc. and Along Mobile Technology, Inc.)
(A Development Stage Company)
Statements of Operations
(Unaudited)

					Cumulative
					During the
					Development
	Three Month Periods Ended		Nine Month Periods Ended		Stage
	July 31		July 31		(August 19, 2004 to
	2006	2005	2006	2005	July 31, 2006)

Net revenues	$-	$-	$-	$-	$-

General and administrative expense	1,500	-	3,265	1,350	5,215

Total expenses	1,500	-	3,265	1,350	5,215

Net loss	$(1,500)	$-	$(3,265)	$(1,350)	$(5,215)

Net loss per share, basic and diluted	$(0.02)	$-	$(0.03)	$(0.01)	$-

Weighted average number of common
Shares outstanding, basic and diluted	100,000	100,000	100,000	100,000	100,000

The accompanying notes form an integral part of these unaudited financial statements.

Medarts Medical System, Inc.
(Formerly, Unise Investment Holdings of China, Inc. and Along Mobile Technology, Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

Cumulative
During the
Development
	Nine Month Periods Ended		Stage
	July 31,		(August 19,2004to
	2006	2005	July 31, 2006

Cash flows from operating activities
Net loss	$(3,265)	$(1,350)	$(5,215)
Adjustments to reconcile net loss to net cash
used in operating activities:
Services rendered for common stock	-	-	100
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	3,265	1,350	5,115
Net cash provided by (used in ) operating activities	-	-	-

Cash flows from investing activities	-	-	-

Cash flows from financing activities	-	-	-

Net increase decrease )in cash	-	-	-

Cash and cash equivalents - beginning of period	-	-	-

Cash and cash equivalents - end of period	$-	$-	$-

Supplemental disclosures of cash flow information:

Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

The accompanying notes form an integral part of these unaudited financial statements.

Medarts Medical System, Inc.
(Formerly, Unise Investment Holdings of China, Inc. and Along Mobile Technology, Inc.)
(A Development Stage Company)
Statements of Stockholders' Deficit
From inception August 19,2004 through July 31,2006
(Unaudited)

			Additional		Total
	Common Stock		paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Stock issued on acceptance
of incorporation expenses	100,000	$10	$90	$-	$100

Net Loss	-	-	-	(600)	(600)

Total at October 31, 2004	100,000	10	90	(600)	(500)

Net loss	-	-	-	(1,350)	(1,350)

Total at October 30,2005	100,000	10	90	(1,950)	(1,850)

Net loss	-	-	-	(1,765)	(1,765)

Total at April 30, 2006	100,000	10	90	(3,715)	(3,615)

Net loss	-	-	-	(1,500)	(1,500)

Total at July 31, 2006	100,000	$10	$90	$(5,215)	$(5,115)

The accompanying notes form an integral part of these unaudited financial statements.

MEDARTS MEDICAL SYSTEM, INC.
(FORMERLY, UNISE INVESTMENT HOLDINGS OF CHINA, INC.)
(A Development Stage Company)
Notes to Financial Statements
For the Nine Month Period Ended July 31, 2006 and
2005 and For the Period from August 19, 2004 (Inception)
to July 31, 2006 (Unaudited)

NOTE 1 - ORGANIZATION

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

NOTE 1 - BASIS OF PRESENTATION

The unaudited financial statements as of July 31, 2006 and for the nine months ended July 31, 2006 and 2005 and for the period August 19, 2004 (inception) to July 31, 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of July 31, 2006 and the results of operations and cash flows for the periods ended July 31, 2006 and 2005. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine month period ended July 31, 2006 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending October 31, 2006. The balance sheet at October 31, 2005 has been derived from the audited financial statements at that date.

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

MEDARTS MEDICAL SYSTEM, INC.
(FORMERLY, UNISE INVESTMENT HOLDINGS OF CHINA, INC.)
(A Development Stage Company)
Notes to Financial Statements
For the Nine Month Period Ended July 31, 2006 and
2005 and For the Period from August 19, 2004 (Inception)
to July 31, 2006 (Unaudited)

NOTE 3 - DEVELOPMENT STAGE ENTERPRISE & GOING CONCERN

The Company has been presented as a “development stage enterprise” in accordance with Statement of Financial Accounting Standards (“SFAS”) No.7, “Accounting and Reporting by Development Stage Enterprises”. Since inception, the Company’s activities have been limited to organizational efforts and making various filings with the Securities and Exchange Commission (“SEC”).

GOING CONCERN

At July 31, 2006, the Company had no working capital and a negative stockholders’ deficiency of $5,115. For the period August 19, 2004 (inception) to July 31, 2006, the Company incurred net losses of $5,215. These factors create uncertainty as to the Company’s ability to continue as a going concern. The Company is making efforts to acquire a business with assets and operations. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

MEDARTS MEDICAL SYSTEM, INC.
(FORMERLY, UNISE INVESTMENT HOLDINGS OF CHINA, INC.)
(A Development Stage Company)
Notes to Financial Statements
For the Nine Month Period Ended July 31, 2006 and
2005 and For the Period from August 19, 2004 (Inception)
to July 31, 2006 (Unaudited)
Recent Pronouncements

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

a.	A brief description of the provisions of this Statement

b.	The date that adoption is required

c.	The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

MEDARTS MEDICAL SYSTEM, INC.
(FORMERLY, UNISE INVESTMENT HOLDINGS OF CHINA, INC.)
(A Development Stage Company)
Notes to Financial Statements
For the Nine Month Period Ended July 31, 2006 and
2005 and For the Period from August 19, 2004 (Inception)
to July 31, 2006 (Unaudited)

In March 2006 FASB issued SFAS 156 'Accounting for Servicing of Financial Assets' this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3. Permits an entity to choose 'Amortization method' or 'Fair value measurement method' for each class of separately recognized servicing assets and servicing liabilities.

4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a service elects to subsequently measure at fair value.

5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company's first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

MEDARTS MEDICAL SYSTEM, INC.
(FORMERLY, UNISE INVESTMENT HOLDINGS OF CHINA, INC.)
(A Development Stage Company)
Notes to Financial Statements
For the Nine Month Period Ended July 31, 2006 and
2005 and For the Period from August 19, 2004 (Inception)
to July 31, 2006 (Unaudited)

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".  SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006.  The Company has not evaluated the impact of this pronouncement its financial statements.

NOTE 5 - INCOME TAXES

No provision for income taxes has been recorded since the Company has incurred net losses since inception.

At July 31, 2006, deferred tax assets consist of:

Net operating loss carryforward	$5,215
Less valuation allowance	(5,215)

Net	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $753 attributable to the future utilization of the $5,215 net operating loss carryforward as of July 31, 2006 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at July 31, 2006. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2024, 2025, and 2026 in the amounts of $600, $1,350 and $3,265, respectively.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company uses the offices of Shaanxi at no cost to the Company. Shaanxi has agreed to continue this arrangement until the Company completes an acquisition or merger.

NOTE 7 - RECLASSIFICATION

Certain prior period amounts have been reclassified to conform to the nine-month period ended July 31, 2006 presentation.

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

Results of Operation

The Company did not have any operating income from inception (August 19, 2004) through July 30, 2006, the registrant recognized a net loss of $5,215. Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At July 30, 2006 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of July 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter ended July 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of our knowledge, against us have been threatened.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending July 30, 2006, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

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

MEDARTS MEDICAL SYSTEM, INC.

By:	/s/ Wang Jun
Wang Jun Chief Executive Officer President

Dated:	November 13, 2006